Form 10-Q
period 2021-06-30
Silver Spike Acquisition Corp II
filed 2021-08-16
CIK 1826435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

As of August 16, 2021, there were 28,750,000 Class A ordinary shares, $0.0001 par value per share, and 7,187,500 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

SILVER SPIKE ACQUISITION CORP II
QUARTERLY REPORT ON FORM 10-Q

i

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SILVER SPIKE ACQUISITION CORP II
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	1,135,544	—
Prepaid expenses	257,470	—
Total Current Assets	1,393,014	—
Deferred Offering Costs	—	100,112
Marketable securities held in Trust Account	287,515,246	—
Total Assets	$288,908,260	$100,112
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$150,558	$—
Accrued offering costs	12,000	59,662
Related party promissory note	—	20,450
Total Current Liabilities	162,558	80,112
Warrant Liability	16,678,125	—
Deferred underwriting fee payable	10,062,500	—
Total Liabilities	26,903,183	80,112
Commitments
Class A ordinary shares subject to possible redemption, 25,699,144 and 0 shares at redemption value, at June 30, 2021 and December 31, 2020, respectively	257,005,069	—
Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 3,050,856 and 0 shares issued and outstanding (excluding 25,699,144 and 0 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	305	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding at June 30, 2021 and December 31, 2020	719	719
Additional paid-in capital	8,364,318	24,281
Accumulated deficit	(3,365,334)	(5,000)
Total Shareholders’ Equity	5,000,008	20,000
Total Liabilities and Shareholders’ Equity	$288,908,260	$100,112

The accompanying notes are an integral part of the unaudited condensed financial statements.

SILVER SPIKE ACQUISITION CORP II
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Operating costs	$209,522	$740,789
Loss from operations	(209,522)	(740,789)

Other expense:
Change in fair value of warrant liability	(5,188,750)	(2,634,791)
Interest earned on marketable securities held in Trust Account	6,496	15,246
Other expense, net	(5,182,254)	(2,619,545)

Net loss	$(5,391,776)	$(3,360,334)

Basic and diluted weighted average shares outstanding, Ordinary shares subject to redemption	26,238,886	25,943,237
Basic and diluted net loss per share, Ordinary shares subject to redemption	$0.00	$0.00

Basic and diluted weighted average shares outstanding, ordinary shares	9,698,614	8,256,277
Basic and diluted net loss per share, Ordinary shares	$(0.56)	$(0.41)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SILVER SPIKE ACQUISITION CORP II
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
THREE AND SIX MONTHS ENDED JUNE 30, 2021
 (Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance – January 1, 2021	—	$—	7,187,500	$719	$24,281	$(5,000)	$20,000

Sale of 28,750,000 Units, less fair value of warrants, net of underwriting discounts and offering expenses	28,750,000	2,875	—	—	263,585,870	—	263,588,745

Cash in excess of fair value from sale of private warrants	—	—	—	—	1,756,666	—	1,756,666

Change in value of ordinary shares subject to possible redemption	(26,238,886)	(2,624)	—	—	(262,394,222)	—	(262,396,846)

Net income	—	—	—	—	—	2,031,442	2,031,442
Balance – March 31, 2021	2,511,114	$251	7,187,500	$719	$2,972,595	$2,026,442	$5,000,007

Change in value of ordinary shares subject to possible redemption	539,742	54	—	—	5,391,723	—	5,391,777

Net loss	—	—	—	—	—	(5,391,776)	(5,391,776)
Balance – June 30, 2021	3,050,856	$305	7,187,500	$719	$8,364,318	$(3,365,334)	$5,000,008

The accompanying notes are an integral part of the unaudited condensed financial statements.

SILVER SPIKE ACQUISITION CORP II
CONDENSED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2021

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(3,360,334)
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	2,634,791
Interest earned on marketable securities held in Trust Account	(15,246)
Transaction costs incurred in connection with IPO	467,695
Changes in operating assets and liabilities:
Prepaid expenses	(257,470)
Accounts payable and accrued expenses	150,558
Net cash used in operating activities	(380,006)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(287,500,000)
Net cash used in investing activities	(287,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	281,750,000
Proceeds from sale of Private Placement Warrants	7,750,000
Proceeds from promissory note – related party	53,688
Repayment of promissory note – related party	(74,138)
Payment of offering costs	(464,000)
Net cash provided by financing activities	289,015,550

Net Change in Cash	1,135,544
Cash – Beginning	—
Cash – Ending	$1,135,544

Non-Cash Investing and Financing Activities:
Offering costs included in accrued offering costs	$348,800
Initial classification of Class A ordinary shares subject to possible redemption	$259,896,110
Change in value of ordinary shares subject to possible redemption	$(2,891,041)
Deferred underwriting fee payable	$10,062,500

The accompanying notes are an integral part of the unaudited condensed financial statements.

SILVER SPIKE ACQUISITION CORP II NOTES TO CONDENSED FINANCIAL STATEMENTS JUNE 30, 2021 (Unaudited)
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

As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on March 12, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on March 19, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At June 30, 2021, the assets held in the Trust Account were held in U.S. Treasury Bills and money market funds which primarily invest in U.S. Treasury Bills.

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

For the six months ended June 30, 2021, the fair market value of our warrant liability increased by $2,634,791.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Ordinary shares subject to possible redemption
Numerator: Earnings allocable to Ordinary shares subject to possible redemption
Interest income	$5,807	$13,628
Unrealized gain on investments held in Trust Account	—	—
Net income	$5,807	$13,628
Denominator: Weighted Average Ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding	26,238,886	25,943,237
Basic and diluted net income per share	$0.00	$0.00

Non-Redeemable Ordinary Shares
Numerator: Net Loss minus Net Earnings
Net income	$(5,391,776)	$(3,360,334)
Net income allocable to Ordinary shares subject to possible redemption	(5,807)	(13,628)
Non-Redeemable Net Income	$(5,397,583)	$(3,373,962)
Denominator: Weighted Average Non-Redeemable Ordinary Shares
Basic and diluted weighted average shares outstanding	9,698,614	8,256,277
Basic and diluted net income per share	$(0.56)	$(0.41)

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

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 28,750,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-quarter of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 8).

NOTE 4. PRIVATE PLACEMENT

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

NOTE 5. RELATED PARTY TRANSACTIONS

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

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on March 10, 2021, the Company will pay the Sponsor up to $20,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2021, the Company incurred $60,000  and $80,000 in fees for these services, respectively, of which such amounts are included in accrued expenses in the accompanying condensed balance sheets.

Promissory Note – Related Party

On September 18, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $250,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) March 31, 2021 or (i) the consummation of the Proposed Public Offering. As of June 30, 2021 and December 31, 2020, there was $0 and $20,450 outstanding, respectively, under the Promissory Note.

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

NOTE 6. COMMITMENTS

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

NOTE 7. SHAREHOLDERS’ EQUITY

Preferred Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2021 there were 3,050,856 shares of Class A ordinary shares issued or outstanding, excluding 25,699,144 Class A ordinary shares subject to possible redemption. At December 31, 2021 there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares

The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 7,187,500 Class B ordinary shares issued and outstanding, respectively.

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

NOTE 8. WARRANT LIABILITY

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

NOTE 9. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$287,515,246	$—

Liabilities:
Warrant Liability – Public Warrants	1	9,703,125	—
Warrant Liability – Private Warrants	3	6,975,000	—

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

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

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

The key inputs into the Monte Carlo simulation as of March 15, 2021 and June 30, 2021 were as follows:

Input	March 15, 2021 (Initial Measurement)	June 30, 2021
Risk-free interest rate	1.06%	0.99%
Expected term (years)	6.00	5.71
Expected volatility	18.1%	19.5%
Exercise price	$11.50	$11.50
Fair value of Units	$9.72	$9.75

The following tables summarize the changes in the fair value of the warrant liabilities:

	Public Warrants	Private Warrants	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial fair value as of March 15, 2021	8,050,000	5,993,334	14,043,334
Change in valuation inputs or other assumptions	1,653,125	981,666	2,634,791
Fair value as of June 30, 2021	9,703,125	6,975,000	16,678,125

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the six months ended June 30, 2021 was $9,703,125.

NOTE 10. SUBSEQUENT EVENTS

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through June 30, 2021 were organizational activities, those necessary to prepare for the IPO, and, after the IPO, identifying a target for our Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended June 30, 2021, we had net loss of $5,391,776, which consists of formation and operating costs of $209,522, a change in the fair value of the warrant liability and $5,188,750, offset by interest earned on marketable securities held in the trust account of $6,496.

For the six months ended June 30, 2021, we had net income of $3,360,334, which consists of formation and operating costs of $740,789, a change in the fair value of the warrant liability and $2,634,791, offset by interest earned on marketable securities held in the trust account of $15,246.

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

For the six months ended June 30, 2021, cash used in operating activities was $380,006. Net loss of $3,360,334 was affected by interest earned on marketable securities held in the Trust Account of $15,246, a change in the fair market value of the warrant liability of $2,634,791, transaction costs in connection with the IPO of $467,695, and changes in operating assets and liabilities, which used of $106,912 of cash from operating activities.

As of June 30, 2021, we had marketable securities held in the trust account of $287,515,246. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our Business Combination. To the extent that our share capital is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2021, we had cash of $1,135,544 held outside the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with the restatement of our financial statements described below, our management re-evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, solely due to the Company’s reclassification of the Company’s Public Warrants and Private Placement Warrants as derivative liabilities, our disclosure controls and procedures were not effective as of June 30, 2020.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal control over financial reporting will prevent all error and all fraud. Management conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Framework”). Based on our evaluation under the 2013 Framework, management concluded that our internal control over financial reporting was not effective as of June 30, 2021.

In connection with the reclassification of the Company’s Public Warrants and Private Placement Warrants as derivative liabilities, our management, including our principal executive and financial officers, have evaluated the effectiveness of our internal control over financial reporting and concluded that we did not maintain effective internal control over financial reporting as of June 30, 2021 because of a material weakness in our internal control over financial reporting described below related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our Initial Public Offering. Notwithstanding the material weakness described below, our management has concluded that the financial statements included in this interim report are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods presented herein.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described herein. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we enhanced the supervisory review of accounting procedures in this financial reporting area and expanded and improved our review process for complex securities and related accounting standards. As of June 30, 2021, this had not been fully remediated.

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

SILVER SPIKE ACQUISITION CORP II

Date:	August 16, 2021	By:	/s/ Scott Gordon
			Name:	Scott Gordon
			Title:	Chief Executive Officer Principal Executive Officer

Date:	August 16, 2021	By:	/s/ Gregory Gentile
			Name:	Gregory Gentile
			Title:	Chief Financial Officer Principal Financial and Accounting Officer