Form 10-Q
period 2021-09-30
Silver Spike Acquisition Corp II
filed 2021-11-22
CIK 1826435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

As of November 22, 2021, there were 28,750,000 Class A ordinary shares, $0.0001 par value per share, and 7,187,500 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

SILVER SPIKE ACQUISITION CORP II
QUARTERLY REPORT ON FORM 10-Q

		Page

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	1

	Unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2021 and for the Period from September 2, 2020 (Inception) through September 30, 2020	2

	Unaudited Condensed Statements of Changes in Shareholders’ (Deficit) Equity for the Three and Nine Months Ended September 30, 2021 and for the Period from September 2, 2020 (Inception) through September 30, 2020	3

	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2021 and for the Period from September 2, 2020 (Inception) through September 30, 2020	4

	Unaudited Notes to Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Control and Procedures	22

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	23

Item 6.	Exhibits	24

SIGNATURES		25

i

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SILVER SPIKE ACQUISITION CORP II
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	895,488	—
Prepaid expenses	208,265	—
Total Current Assets	1,103,753	—

Deferred offering costs	—	100,112
Marketable securities held in Trust Account	287,539,753	—
Total Assets	$288,643,506	$100,112
LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,058,276	$—
Accrued offering costs	12,000	59,662
Related party promissory note	—	20,450
Total Current Liabilities	1,070,276	80,112

Warrant liabilities	13,466,042	—
Deferred underwriting fee payable	10,062,500	—
Total Liabilities	24,598,818	80,112

Commitments

Class A ordinary shares subject to possible redemption, 28,750,000 and 0 shares at redemption value at September 30, 2021 and December 31, 2020, respectively	287,539,753	—

Shareholders’ (Deficit) Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding at September 30, 2021 and December 31, 2020	719	719
Additional paid-in capital	—	24,281
Accumulated deficit	(23,495,784)	(5,000)
Total Shareholders’ (Deficit) Equity	(23,495,065)	20,000
Total Liabilities and Shareholders’ (Deficit) Equity	$288,643,506	$100,112

The accompanying notes are an integral part of the unaudited condensed financial statements.

SILVER SPIKE ACQUISITION CORP II
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021	For the Period from September 2, 2020 (Inception) Through September 30, 2020
Operating costs	$1,196,979	$1,937,768	$5,000
Loss from operations	(1,196,979)	(1,937,768)	(5,000)

Other income:
Change in fair value of warrant liabilities	3,212,083	577,292	—
Interest earned on marketable securities held in Trust Account	26,609	41,855	—
Unrealized loss on marketable securities held in Trust Account	(2,102)	(2,102)	—
Total other income, net	$3,236,590	$617,045	$—

Net income (loss)	$2,039,611	$(1,320,723)	$(5,000)

Basic and diluted weighted average shares outstanding, Class A Ordinary shares	28,750,000	20,847,070	—
Basic and diluted net income (loss) per share, Class A Ordinary shares	$0.06	$(0.05)	$—

Basic and diluted weighted average shares outstanding, Class B ordinary shares	7,187,500	6,905,907	6,250,000
Basic and diluted net income (loss) per share, Class B Ordinary shares	$0.06	$(0.05)	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SILVER SPIKE ACQUISITION CORP II
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY
(Unaudited)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balance – January 1, 2021	7,187,500	$719	$24,281	$(5,000)	$20,000

Accretion for Class A ordinary shares to redemption amount	—	—	(24,281)	(22,139,058)	(22,163,339)

Net income	—	—	—	2,031,442	2,031,442
Balance – March 31, 2021 (restated)	7,187,500	$719	$—	$(20,112,616)	$(20,111,897)

Accretion for Class A ordinary shares to redemption amount	—	—	—	(6,496)	(6,496)

Net loss	—	—	—	(5,391,776)	(5,391,776)
Balance – June 30, 2021 (restated)	7,187,500	$719	$—	$(25,510,888)	$(25,510,169)

Accretion for Class A ordinary shares to redemption amount	—	—	—	(24,507)	(24,507)

Net income	—	—	—	2,039,611	2,039,611
Balance – September 30, 2021	7,187,500	$719	$—	$(23,495,784)	$(23,495,065)

FOR THE PERIOD FROM SEPTEMBER 2, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance – September 2, 2020 (Inception)	—	$—	$—	$—	$—

Issuance of Class B ordinary share to Sponsor	7,187,500	719	24,281	—	25,000

Net loss	—	—	—	(5,000)	(5,000)
Balance – September 30, 2020	7,187,500	719	$24,281	$(5,000)	$20,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

SILVER SPIKE ACQUISITION CORP II
CONDENSED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Nine Months Ended September 30,	For the Period from September 2, 2020 (Inception) through September 30,
	2021	2020

Cash Flows from Operating Activities:
Net loss	$(1,320,723)	$(5,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation cost paid by Sponsor in exchange for issuance of Founder Shares	—	5,000
Change in fair value of warrant liabilities	(577,292)	—
Interest earned on marketable securities held in Trust Account	(41,855)	—
Unrealized loss on marketable securities held in Trust Account	2,102	—
Transaction costs incurred in connection with Initial Public Offering	467,695	—
Changes in operating assets and liabilities:
Prepaid expenses	(208,265)	—
Accounts payable and accrued expenses	1,058,276	—
Net cash used in operating activities	(620,062)	—

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(287,500,000)	—
Net cash used in investing activities	(287,500,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	281,750,000	—
Proceeds from sale of Private Placement Warrants	7,750,000	—
Proceeds from promissory note – related party	53,688	5,000
Repayment of promissory note – related party	(74,138)	—
Payment of offering costs	(464,000)	(5,000)
Net cash provided by financing activities	289,015,550	—

Net Change in Cash	895,488	—
Cash – Beginning	—	—
Cash – Ending	$895,488	$—

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$348,800	$45,000
Offering costs paid by Sponsor in exchange for issuance of Founder Shares	$—	$20,000
Initial classification of Class A ordinary shares subject to possible redemption	$287,500,000	$—
Accretion for Class A ordinary shares to redemption amount	$39,753	$—
Deferred underwriting fee payable	$10,062,500	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

SILVER SPIKE ACQUISITION CORP II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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

As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the marketable securities held in the Trust Account (as defined below).

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

Liquidity and Going Concern

As of September 30, 2021, the Company had $895,488 in its operating bank accounts, $287,539,753 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and working capital of $33,477 As of September 30, 2021, approximately $40,000 of the amount on deposit in the Trust Account represented interest income.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date that the financial statement are issued. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its Class A ordinary shares subject to possible redemption. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value per Class A ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the A ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also revised its income (loss) per ordinary share calculation to allocate net income (loss) evenly to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the restatement on the Company’s previously issued financial statements forms 8-K and 10-Q are reflected in the following table.

Balance Sheet as of March 15, 2021 (audited)	As Previously Reported	Adjustment	As Revised
Ordinary shares subject to possible redemption	$225,338,606	$24,661,394	$250,000,000
Ordinary Shares	$247	$(247)	$—
Additional paid-in capital	$5,415,589	$(5,415,589)	$—
Accumulated deficit	$(416,545)	$(19,245,558)	$(19,662,103)
Total shareholders’ equity (deficit)	$5,000,010	$(24,661,394)	$(19,661,384)

Balance Sheet as of March 31, 2021 (Unaudited)
Ordinary shares subject to possible redemption	$262,396,846	$25,111,904	$287,508,750
Ordinary Shares	$251	$(251)	$—
Additional paid-in capital	$2,972,595	$(2,972,595)	$—
Accumulated deficit	$2,026,442	$(22,139,058)	$(20,112,616)
Total Stockholders’ Equity (Deficit)	$5,000,007	$(25,111,904)	$(20,111,897)

Balance Sheet as of June 30, 2021 (Unaudited)
Ordinary shares subject to possible redemption	$257,005,069	$30,510,177	$287,515,246
Ordinary Shares	$305	$(305)	$—
Additional paid-in capital	$8,364,318	$(8,364,318)	$—
Accumulated deficit	$(3,365,334)	$(22,145,554)	$(25,510,888)
Total Stockholders’ Equity (Deficit)	$5,000,008	$(30,510,177)	$(25,510,169)

Statement of Cash Flows for the Period March 15, 2021 through March 31, 2021 (Unaudited)
Initial classification of Ordinary shares subject to possible redemption	$259,896,110	$27,603,890	$287,500,000
Change in value of ordinary shares subject to possible redemption	$2,500,736	$(2,491,986)	$8,750

Statement of Cash Flows for the Six Months Ended June 30, 2021 (Unaudited)
Initial classification of Ordinary shares subject to possible redemption	$259,896,110	$(27,603,890)	287,500,000
Change in value of ordinary shares subject to possible redemption	$(2,891,041)	$2,906,287	$15,246

Condensed Statement of Changes in Shareholders’ Equity (Deficit) for the Three Months Ended March 31, 2021 (Unaudited)
Sale of 28,750,000 Units, net of underwriter discounts and offering expenses	$263,588,745	$(263,588,745)	$—
Change in value of Ordinary shares of subject to redemption	$(262,396,846)	$262,396,846	$—
Accretion for Class A Ordinary shares to redemption amount	$—	$(22,163,339)	$(22,163,339)
Total Shareholders’ Equity (Deficit)	$5,000,007	$(25,111,904)	$(20,111,897)

Condensed Statement of Changes in Shareholders’ Equity (Deficit) for the Three Months Ended June 30, 2021 (Unaudited)
Change in value of Ordinary shares of subject to redemption	$5,391,777	$(5,391,777)	$—
Total Shareholders’ Equity (Deficit)	$5,000,008	$(30,510,177)	$(25,510,169)

In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also restated its income (loss) per ordinary share calculated to allocate net income (loss) Pro rata to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company. There is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss). The impact of this restatement on the Company’s financial statements is reflected in the following table:
Statement of Operations for the Three Months Ended March 31, 2021
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption, Adjustment, ordinary shares, respectively	24,261,736	(19,417,292))	4,844,444
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption, adjustment, ordinary shares, respectively	$—	$0.18	$0.18
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares , adjustment, Class B ordinary shares, respectively	6,797,914	(464,581))	6,333,333
Basic and diluted net loss (income) per share, Non-redeemable ordinary shares, adjustment, class B ordinary shares, respectively	$0.30	$(0.12))	$0.18
Statement of Operations for the Three Months Ended June 30, 2021
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption, Adjustment, ordinary shares, respectively	26,238,886	2,511,114	28,750,000
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption, adjustment, ordinary shares, respectively	$—	$(0.15))	$(0.15))
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares , adjustment, Class B ordinary shares, respectively	9,698,614	(2,511,114))	7,187,500
Basic and diluted net loss (income) per share, Non-redeemable ordinary shares, adjustment, class B ordinary shares, respectively	$(0.56))	$0.41	$(0.15))
Statement of Operations for the Six Months Ended June 30, 2021
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption, Adjustment, ordinary shares, respectively	25,943,237	(9,079,977))	16,863,260
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption, adjustment, ordinary shares, respectively	$—	$(0.14))	$(0.14))
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares , adjustment, Class B ordinary shares, respectively	8,256,277	(1,493,501))	6,762,776
Basic and diluted net loss (income) per share, Non-redeemable ordinary shares, adjustment, class B ordinary shares, respectively	$(0.41))	$0.27	$(0.14))

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on March 12, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on March 19, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At September 30, 2021, the assets held in the Trust Account were held in U.S. Treasury Bills and money market funds which primarily invest in U.S. Treasury Bills. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Warrant Liabilities

The Company accounts for Public Warrants (as defined Note 4) and Private Placement Warrants (together, with the Public Warrants, the “Warrants”) as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Public Warrants was estimated using a Monte Carlo simulation approach for periods where no observable traded price was available and the fair value of the Private Warrants was estimated using a Modified Black-Scholes model. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value as of each relevant date (see Note 10).

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5-A – Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the Initial Public Offering that are related to the Initial Public Offering. Transaction costs related to equity instruments of the Company are charged against the aggregate offering proceeds. Transaction costs related to the issuance of equity-like instruments which the Company classifies as derivative liabilities are immediately expensed concurrent with the Initial Public Offering. In the event that the issuance of two or more instruments are deemed to constitute one in the same transaction, the Company allocates the transaction costs between the constituent components pro rata according to the fair value of each component.

Offering costs associated with the Class A ordinary shares were initially charged to temporary equity and then accreted to ordinary shares subject to redemption upon the completion of the Initial Public Offering. Transaction costs amounted to $16,328,950, of which $467,695 were allocated to expense associated with the warrant liability. To the extent that the aggregate proceeds from the issuance of an instrument which is classified by the Company as a derivative liability is less than the fair market value determination of such liability, the amount of such liability in excess of the aggregate issuance proceeds is immediately recorded as compensation expense.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

At September 30, 2021, the Class A ordinary shares reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	(8,050,000)
Class A ordinary shares issuance costs	(14,104,589)
Plus:
Accretion of carrying value to redemption value	22,194,342

Class A ordinary shares subject to possible redemption	$287,539,753

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating income (loss) per ordinary share. Accretion associated with the redeemable Class A ordinary shares is excluded from income (loss) per ordinary share as the redemption value approximates fair value.

The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 12,354,167 Class A ordinary shares in the aggregate. As of September 30, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary shares for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021		For the Period from September 2, 2020 (Inception) Through September 30, 2020
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$1,631,689	$407,922	$(992,081)	$(328,642)	$—	$(5,000)
Denominator:
Basic and diluted weighted average shares outstanding	28,750,000	7,187,500	20,847,070	6,905,907	—	6,250,000
Basic and diluted net income (loss) per ordinary share	$0.06	$0.06	$(0.05)	$(0.05)	$—	$(0.00)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed financial statements, primarily due to their short-term nature, except for warrant liabilities (see Note 10.)

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●
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

Recently Issued Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of ASU 2020-06 did not impact the Company’s financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the condensed financial statements.

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 28,750,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-quarter of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 9).

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

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

In September 2020, the Company issued an aggregate of 7,187,500 Class B ordinary shares (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000. The Founder Shares will automatically convert into Class A ordinary shares on the first business day following the completion of a Business Combination on a one-for-one basis, subject to certain adjustments, as described in Note 10.

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

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on March 10, 2021, the Company will pay the Sponsor up to $20,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2021, the Company incurred $60,000  and $140,000 in fees for these services, respectively, of which $140,000 of such fees are included in accrued expenses in the accompanying condensed balance sheets.

Promissory Note – Related Party

On September 18, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $250,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) March 31, 2021 or (i) the consummation of the Proposed Public Offering. As of September 30, 2021 and December 31, 2020, there was $0 and $20,450 outstanding, respectively, under the Promissory Note. Borrowings under the Promissory Note are no longer available.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

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

NOTE 8. SHAREHOLDERS’ EQUITY

Preferred Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At September 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2021, there were 28,750,000 Class A ordinary shares issued and outstanding, which are presented as temporary equity. At December 31, 2021 there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares

The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 7,187,500 Class B ordinary shares issued and outstanding, respectively.

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

NOTE 9. WARRANT LIABILITIES

As of September 30, 2021, there were 7,187,500 Public Warrants and 5,166,667 Private Placement Warrants outstanding. As of December 31, 2020, there were no Public Warrants and Private Placements outstanding.

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

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00.  Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at a price of $0.01 per Public Warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

●
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

●	in whole and not in part;

●
at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption; provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined based on the redemption date and the fair market value of the Class A ordinary shares;

●	if, and only if, the Reference Value equals or exceeds $10.00 per share (as adjusted); and

●
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

●
Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

●
Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

●	Level 3: Unobservable inputs based on the Company assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$287,539,753	$—

Liabilities:
Warrant Liability – Public Warrants	1	7,834,375	—
Warrant Liability – Private Placement Warrants	3	5,631,667	—

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

The Private Placement Warrants were valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the ordinary shares. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own Public Warrant pricing. A Monte Carlo simulation methodology was used in estimating the fair value of the Public Warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Placement Warrants. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value as of each relevant date. The measurement of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market.

The key inputs into the Monte Carlo simulation as of March 15, 2021 and September 30, 2021 were as follows:

Input	March 15, 2021 (Initial Measurement)	September 30, 2021
Risk-free interest rate	1.06%	1.05%
Expected term (years)	6.00	5.46
Expected volatility	18.1%	16.5%
Exercise price	$11.50	$11.50
Fair value of Units	$9.72	$9.80

The following tables summarize the changes in the fair value of the Level 3 warrant liabilities:

	Public Warrants	Private Warrants	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial fair value as of March 15, 2021	8,050,000	5,993,334	14,043,334
Change in fair value	1,653,125	(361,667)	1,291,458
Transfers to Level 1	(9,703,125)	—	(9,703,125)
Fair value as of September 30, 2021	—	5,631,667	5,631,667

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the nine months ended September 30, 2021 was $9,703,125. There were no transfers to/from Levels 1, 2 and 3 during the three months ended September 30, 2021.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through September 30, 2021 were organizational activities, those necessary to prepare for the IPO, and, after the IPO, identifying a target for our Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended September 30, 2021, we had a net income of $2,039,611, which consists of the change in fair value of warrant liabilities of $3,212,083 and interest earned on marketable securities held in the Trust Account of $26,609, offset by operational costs of $1,196,979 and an unrealized loss on marketable securities held in the Trust Account of $2,102.

For the nine months ended September 30, 2021, we had a net loss of $1,320,723, which consists of operational costs of $1,937,768 and an unrealized loss on marketable securities held in the Trust Account of $2,102, offset by the change in fair value of warrant liabilities of $577,292 and interest earned on marketable securities held in the Trust Account of $41,855.

For the period from September 2, 2020 (inception) through September 30, 2020, we had a net loss of $5,000 which consists of formation and operational costs.

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

For the nine months ended September 30, 2021, cash used in operating activities was $620,062. Net loss of $1,320,723 was affected by interest earned on marketable securities held in the Trust Account of $41,855, a change in the fair market value of the warrant liabilities of $577,292, transaction costs in connection with the warrant liabilities of $467,695, an unrealized loss on marketable securities held in the Trust Account of $2,102, and changes in operating assets and liabilities, which provided $850,011 of cash for operating activities.

For the period from September 2, 2020 (inception) through September 30, 2020, cash used in operating activities was $0. Net loss of $5,000 was offset by the formation cost paid by Sponsor in exchange for issuance of founder shares of $5,000.

As of September 30, 2021, we had marketable securities held in the trust account of $287,539,753. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our Business Combination. To the extent that our share capital is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2021, we had cash of $895,488 held outside the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

We will need to raise additional capital through loans or additional investments from our Sponsor, shareholders, officers, directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern for at least one year from the date that the financial statement are issued.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liabilities

We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815-40-15-7D under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The fair value of the Public Warrants was estimated using a Monte Carlo simulation approach for periods where no observable traded price was available and the fair value of the Private Warrants was estimated using a Modified Black-Scholes model. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value as of each relevant date

Class A Ordinary Shares Subject to Redemption

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

Net Income (Loss) per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from income (loss) per ordinary share as the redemption value approximates fair value.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on January 1, 2021. Adoption of ASU 2020-06 did not impact our financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required fro smaller reporting companies.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that, solely due to the events that led to the Company’s restatement of its financial statements to reclassify all complex financial instruments to temporary equity from permanent equity, during the period covered by this report, a material weakness existed and our disclosure controls and procedures were not effective. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.. Management has identified a  material weakness for complex financial instruments , as described above. In light of the material weakness identified and the resulting restatement, although we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

SILVER SPIKE ACQUISITION CORP II

Date:	November 22, 2021	By:	/s/ Scott Gordon
			Name:	Scott Gordon
			Title:	Chief Executive Officer Principal Executive Officer

Date:	November 22, 2021	By:	/s/ Gregory Gentile
			Name:	Gregory Gentile
			Title:	Chief Financial Officer Principal Financial and Accounting Officer