Form 10-Q
period 2022-06-30
Silver Spike Acquisition Corp II
filed 2022-08-12
CIK 1826435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

As of August 12, 2022, there were 28,750,000 Class A ordinary shares, $0.0001 par value per share, and 7,187,500 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

SILVER SPIKE ACQUISITION CORP II
QUARTERLY REPORT ON FORM 10-Q

i

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SILVER SPIKE ACQUISITION CORP II
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
ASSETS	Unaudited
Current assets
Cash	$433,813	$808,320
Prepaid expenses	119,917	147,792
Total Current Assets	553,730	956,112

Marketable securities held in Trust Account	287,850,478	287,556,761
TOTAL ASSETS	$288,404,208	$288,512,873
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,461,592	$1,323,310
Total Current Liabilities	1,461,592	1,323,310

Warrant liabilities	741,250	10,871,667
Deferred underwriting fee payable	10,062,500	10,062,500
Total Liabilities	12,265,342	22,257,477

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 28,750,000 shares at redemption value at June 30, 2022 and December 31, 2021	287,850,478	287,556,761

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding at June 30, 2022 and December 31, 2021	719	719
Additional paid-in capital	—	—
Accumulated deficit	(11,712,331)	(21,302,084)
Total Shareholders’ Deficit	(11,711,612)	(21,301,365)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$288,404,208	$288,512,873

The accompanying notes are an integral part of the unaudited condensed financial statements.

SILVER SPIKE ACQUISITION CORP II
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Formation and operational costs	$265,209	$209,522	$1,134,454	$740,789
Loss from operations	(265,209)	(209,522)	(1,134,454)	(740,789)

Other income (expense):
Interest earned on marketable securities held in Trust Account	368,551	6,496	434,278	15,246
Change in fair value of warrant liabilities	3,088,542	(5,188,750)	10,130,417	(2,634,791)
Broken deal fees income (loss)	593,790	—	593,790	—
Unrealized loss on marketable securities held in Trust Account	(125,779)	—	(140,561)	—
Total other income (expense), net	3,925,104	(5,182,254)	11,017,924	(2,619,545)

Net income (loss)	$3,659,895	$(5,391,776)	$9,883,470	$(3,360,334)

Basic weighted average shares outstanding, Class A Ordinary Shares subject to possible redemption	28,750,000	28,750,000	28,750,000	16,863,260
Basic net income (loss) per common share, Class A Ordinary Shares subject to possible redemption	$0.10	$(0.15)	$0.28	$(0.14)

Basic weighted average shares outstanding, Class B Ordinary Shares subject to possible redemption	7,187,500	7,187,500	7,187,500	6,762,776
Basic net income (loss) per share, Class B Ordinary Shares	$0.10	$(0.15)	$0.28	$(0.14)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SILVER SPIKE ACQUISITION CORP II
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
 (Unaudited)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	7,187,500	$719	$—	$(21,302,084)	$(21,301,365)

Remeasurement for Class A ordinary shares to redemption amount	—	—	—	49,054	49,054

Net income	—	—	—	6,223,575	6,223,575

Balance – March 31, 2022	7,187,500	$719	$—	$(15,029,455)	$(15,028,736)

Remeasurement for Class A ordinary shares to redemption amount	—	—	—	(342,771)	(342,771)

Net income	—	—	—	3,659,895	3,659,895

Balance – June 30, 2022	7,187,500	$719	$—	$(11,712,331)	$(11,711,612)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2021	7,187,500	$719	$24,281	$(5,000)	$20,000

Remeasurement for Class A ordinary shares to redemption amount	—	—	(24,281)	(22,139,058)	(22,163,339)

Net income	—	—	—	2,031,442	2,031,442

Balance – March 31, 2021	$7,187,500	$719	$—	$(20,112,616)	$(20,111,897)

Remeasurement for Class A ordinary shares to redemption amount	—	—	—	(6,496)	(6,496)

Net loss	—	—	—	(5,391,776)	(5,391,776)

Balance – June 30, 2021	7,187,500	$719	$—	$(25,510,888)	$(25,510,169)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SILVER SPIKE ACQUISITION CORP II
CONDENSED STATEMENTS OF CASH FLOWS
 (Unaudited)

	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2022	2021

Cash Flows from Operating Activities:
Net income (loss)	$9,883,470	$(3,360,334)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(10,130,417)	2,634,791
Interest earned on marketable securities held in Trust Account	(434,278)	(15,246)
Unrealized loss on marketable securities held in Trust Account	140,561	—
Transaction costs incurred in connection with Initial Public Offering	—	467,695
Changes in operating assets and liabilities:
Prepaid expenses	27,875	(257,470)
Accounts payable and accrued expenses	142,700	150,558
Net cash used in operating activities	(370,089)	(380,006)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(287,500,000)
Net cash used in investing activities	—	(287,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	281,750,000
Proceeds from sale of Private Placement Warrants	—	7,750,000
Proceeds from promissory note – related party	—	53,688
Repayment of due to/from – related party	(4,418)	—
Repayment of promissory note – related party	—	(74,138)
Payment of offering costs	—	(464,000)
Net cash (used in) provided by financing activities	(4,418)	289,015,550

Net Change in Cash	(374,507)	1,135,544
Cash – Beginning	808,320	—
Cash – Ending	$433,813	$1,135,544

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$348,800
Initial classification of Class A ordinary shares subject to possible redemption	$—	$287,500,000
Remeasurement for Class A ordinary shares to redemption amount	$342,772	$15,246
Deferred underwriting fee payable	$—	$10,062,500

The accompanying notes are an integral part of the unaudited condensed financial statements.

SILVER SPIKE ACQUISITION CORP II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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

As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the marketable securities held in the Trust Account (as defined below).

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

On January 20, 2022, Silver Spike Acquisition Corp II, an exempted company incorporated in the Cayman Islands with limited liability (“Silver Spike” or “SPAC”), entered into a Business Combination Agreement and Plan of Merger (the “Business Combination Agreement”) by and among Silver Spike, Silver Spike Merger Sub II, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Silver Spike (“Merger Sub 1”), Eleusis Inc., a Delaware corporation (“HoldCo”), Eclipse Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of HoldCo (“Merger Sub 2”), and Eleusis Holdings Limited, a company incorporated under the laws of England and Wales with company number 10809365 (“Eleusis”). On June 9, 2022, Silver Spike and Merger Sub 1 entered into a Termination and Release Agreement (the “Termination Agreement”), pursuant to which Silver Spike and Eleusis mutually agreed to terminate the Business Combination Agreement effective immediately.

Liquidity, Capital Resources and Going Concern

As of June 30, 2022, the Company had $433,813 in its operating bank accounts, $287,850,478 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and working deficit of $907,862. As of June 30, 2022, approximately $434,278 of the amount on deposit in the Trust Account represented interest income.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At June 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in U.S. Treasury Bills and money market funds which primarily invest in U.S. Treasury Bills. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

Offering costs associated with the Class A ordinary shares were initially charged to temporary equity and then accreted to ordinary shares subject to redemption upon the completion of the Initial Public Offering. Transaction costs amounted to $16,328,950, of which $467,695 were allocated to expense associated with the warrant liabilities. To the extent that the aggregate proceeds from the issuance of an instrument which is classified by the Company as a derivative liability is less than the fair market value determination of such liability, the amount of such liability in excess of the aggregate issuance proceeds is immediately recorded as compensation expense.

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

At June 30, 2022 and December 31, 2021, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption

Gross proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	(8,050,000)
Class A ordinary shares issuance costs	(14,373,192)
Plus:
Accretion of carrying value to redemption value	22,423,192
Accretion of carrying value to redemption value – Over-Allotment	56,761
Class A ordinary shares subject to possible redemption - December 31, 2021	287,556,761
Remeasurement of Class A ordinary shares subject to possible redemption:	293,717
Class A Ordinary shares subject to possible redemption - June 30, 2022:	$287,850,478

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 12,354,167 Class A ordinary shares in the aggregate. As of June 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary shares for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended				Six Months Ended
	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$2,927,619	$731,979	$(4,313,421)	$(1,078,355)	$7,906,776	$1,976,694	$(2,398,464)	$(961,870)
Denominator:
Basic and diluted weighted average ordinary share outstanding	28,750,000	7,187,500	28,750,000	7,187,500	28,750,000	7,187,500	16,863,260	6,762,776
Basic and diluted net income (loss) per ordinary share	$0.10	$0.10	$(0.15)	$(0.15)	$0.28	$0.28	$(0.14)	$(0.14)

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

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on March 10, 2021, the Company will pay the Sponsor up to $20,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2021, the Company incurred $60,000 and $80,000 in fees for these services, respectively, of which amounts are included in accounts payable and accrued expenses in the accompanying condensed balance sheets. For the three and six months ended June 30, 2022, the Company incurred $60,000 and $120,000 in fees for these services, respectively, of which $248,969 of such fees are included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

Promissory Note – Related Party

On September 18, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $250,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) March 31, 2021 or (i) the consummation of the Proposed Public Offering. As of June 30, 2022 and December 31, 2021, there no amounts outstanding, respectively, under the Promissory Note. Borrowings under the Promissory Note are no longer available.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

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

Business Combination

On January 20, 2022, Silver Spike Acquisition Corp II, an exempted company incorporated in the Cayman Islands with limited liability (“Silver Spike” or “SPAC”), entered into a Business Combination Agreement and Plan of Merger (the “Business Combination Agreement”) by and among Silver Spike, Silver Spike Merger Sub II, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Silver Spike (“Merger Sub 1”), Eleusis Inc., a Delaware corporation (“HoldCo”), Eclipse Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of HoldCo (“Merger Sub 2”), and Eleusis Holdings Limited, a company incorporated under the laws of England and Wales with company number 10809365 (“Eleusis”). On June 9, 2022, Silver Spike and Merger Sub 1 entered into a Termination and Release Agreement (the “Termination Agreement”), pursuant to which Silver Spike and Eleusis mutually agreed to terminate the Business Combination Agreement effective immediately.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preferred Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 28,750,000 Class A ordinary shares issued and outstanding, which are presented as temporary equity.

Class B Ordinary Shares

The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 7,187,500 Class B ordinary shares issued and outstanding, respectively.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2022	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$287,850,478	$287,556,761

Liabilities:
Warrant Liabilities – Public Warrants	1	431,250	6,325,000
Warrant Liabilities – Private Placement Warrants	3	310,000	4,546,667

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

The key inputs into the Monte Carlo simulation as of June 30, 2022 and December 31, 2021 were as follows:

Input	June 30, 2022	December 31, 2021
Risk-free interest rate	2.97%	1.27%
Expected term (years)	5.30	5.21
Expected volatility	0.8%	14.5%
Exercise price	11.50	11.50
Fair value of Units	9.80	9.72

The following tables summarize the changes in the fair value of the Level 1 Public Warrants & Level 3 Private Warrants warrant liabilities:

	Public Warrants	Private Warrants	Warrant Liabilities
	Level 1	Level 3
Fair value as of January 1, 2021	$6,325,000	$4,546,667	$10,871,667

Change in fair value	(4,096,875)	(2,945,000)	(7,041,875)

Fair value as of March 31, 2022	2,228,125	1,601,667	3,829,792

Change in fair value	(1,796,875)	(1,291,667)	(3,088,542)

Fair value as of June 30, 2022	431,250	310,000	741,250

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheets date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through June 30, 2022 were organizational activities, those necessary to prepare for the IPO, and, after the IPO, identifying a target for our Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended June 30, 2022, we had a net income of $3,659,895, which consists of change in fair value of warrant liabilities of $3,088,542, interest earned on marketable securities held in the Trust Account of $368,551, offset by formation and operational costs of $265,209 an unrealized loss on marketable securities held in the Trust Account of $125,779 and a broken deal income of $593,790.

For the six months ended June 30, 2022, we had a net income of $9,888,470, which consists of change in fair value of warrant liabilities of $10,130,417 and interest earned on marketable securities held in the Trust Account of $434,278, offset by the operational costs of $1,134,454, an unrealized loss on marketable securities held in the Trust Account of $140,561 and broken deal income of $593,790.

For the three months ended June 30, 2021, we had a net loss of $5,391,776, which consists of operational costs of $209,522 and change in fair value of warrant liabilities of $5,188,750, offset by interest earned on marketable securities held in Trust Account of $6,496.

For the six months ended June 30, 2021, we had a net loss of $3,360,334, which consists of operational costs of $740,789 and change in fair value of warrant liability of $2,634,791, offset by interest earned on marketable securities held in Trust Account of $15,246.

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

For the six months ended June 30, 2022, cash used in operating activities was $370,089. Net income of $9,883,470 was affected by interest earned on marketable securities held in the Trust Account of $434,278, a change in the fair market value of the warrant liabilities of $10,130,417, an unrealized loss on marketable securities held in the Trust Account of $140,561 and a forgiveness of fees incurred of $593,790, and changes in operating assets and liabilities, which provided $171,575 of cash for operating activities.

For the six months ended June 30, 2021, cash used in operating activities was $380,006. Net loss of $3,360,334 was affected by interest earned on marketable securities held in the Trust Account of $15,246, a change in the fair market value of the warrant liabilities of $2,634,791, offset by transaction costs in connection with the warrant liabilities of $467,695, and changes in operating assets and liabilities, which used $106,912 of cash for operating activities.

As of June 30, 2022, we had marketable securities held in the trust account of $287,850,478. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our Business Combination. To the extent that our share capital is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2022, we had cash of $433,813 held outside the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that, due to the events that led to the Company’s restatement of its financial statements to reclassify all complex financial instruments to temporary equity from permanent equity and over-allotment liability, during the period covered by this report, a material weakness existed and our disclosure controls and procedures were not effective. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified a  material weakness for complex financial instruments, as described above. In light of the material weakness identified and the resulting restatement, although we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our Business Combination and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on the business, investments and results of our operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our Business Combination and results of operations.

On March 30, 2022, the SEC issued proposed rules (the “2022 Proposed Rules”) relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act. The 2022 Proposed Rules, if adopted, whether in the form proposed or in revised form, and certain positions and legal conclusions expressed by the SEC in connection with the 2022 Proposed Rules may materially adversely affect our ability to negotiate and complete our Business Combination and may increase the costs and time related thereto.

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

SILVER SPIKE ACQUISITION CORP II

Date:	August 12, 2022	By:	/s/ Scott Gordon
			Name:	Scott Gordon
			Title:	Chief Executive Officer Principal Executive Officer

Date:	August 12, 2022	By:	/s/ Gregory Gentile
			Name:	Gregory Gentile
			Title:	Chief Financial Officer Principal Financial and Accounting Officer